Form 10-K/A
period 2006-12-31
Long Beach Mortgage Loan Trust 2006-WL3
filed 2008-05-16
CIK 1350318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

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

 PART III

The Item labeled "Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria." is hereby amended by replacing the last sentence thereof with the following:

None of the Servicing Reports or Attestation Reports has identified any material instance of noncompliance with the servicing criteria as applicable to the respective Servicing Party, except that, with respect to:

1.  WMMSC and its compliance with Item 1122 (d)(2)(vii)(B), two of twelve bank statement reconciliations examined were not prepared within 30 calendar days after the bank statement cutoff date, but were prepared within 30 calendar days after month end, which was 32 calendar days after the bank statement cutoff date.

2.  American Security Insurance Company and Standard Guaranty Insurance Company (together, "Assurant") and their compliance with Item 1122(d)(4)(xii), during the reporting period covered by this 10-K Annual Report, Assurant did not have sufficient policies and procedures in place to capture the information necessary to determine its compliance with Item 1122(d)(4)(xii). As stated in a letter dated January 30, 2008 and attached hereto as an exhibit to this 10-K/A, Assurant has implemented policies and procedures to capture the information required to comply with this provision.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	Not Applicable.

(b)	Exhibits

Exhibit No.	Exhibit Description

4.1*	Mortgage Loan Purchase Agreement (incorporated herein by reference from Exhibit 4.1 to the Form 8-K filed by the issuing entity on February 6, 2006).
4.2*	Swap Agreement (incorporated herein by reference from Exhibit 4.2 to the Form 8-K filed by the issuing entity on February 6, 2006).
4.3*	Cap Agreement (incorporated herein by reference from Exhibit 4.3 to the Form 8-K filed by the issuing entity on February 6, 2006).
4.4*	PMI Mortgage Insurance Policy (incorporated herein by reference from Exhibit 4.4 to the Form 8-K filed by the issuing entity on February 6, 2006).
4.5*	MGIC Mortgage Insurance Policy (incorporated herein by reference from Exhibit 4.5 to the Form 8-K filed by the issuing entity on February 6, 2006).
4.6*	Pooling and Servicing Agreement (incorporated herein by reference from Exhibit 4.6 to the Form 8-K filed by the issuing entity on February 14, 2006).
4.7*	Subservicing Agreement (incorporated herein by reference from Exhibit 4.7 to the Form 8-K filed under File No. 333-109318-14 on February 14, 2006).
4.8*	Administrative Agent Agreement (incorporated herein by reference from Exhibit 4.8 to the Form 8-K filed by under File No. 333-109318-14 on February 14, 2006).
31*	Certification of Douglas A. Potolsky pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Restated Certification of Douglas A. Potolsky pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1*	Report on Assessment of Compliance with Servicing Criteria for Long Beach Securities Corp.
33.2*	Report on Assessment of Compliance with Servicing Criteria for Washington Mutual Bank.
33.3*	Report on Assessment of Compliance with Servicing Criteria for Washington Mutual Mortgage Securities Corp.
33.4*	Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company.
33.5*	Report on Assessment of Compliance with Servicing Criteria for American Security Insurance Company and Standard Guaranty Insurance Company.
33.6***	Restated Report on Assessment of Compliance with Servicing Criteria for American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc.
33.7***	Letter dated January 30, 2008 regarding Restated Assessment for the Reporting Period of January 1, 2006 through December 31, 2006 for American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc.
34.1*	Attestation Report of Deloitte & Touche on Assessment of Compliance with Servicing Criteria for Long Beach Securities Corp.
34.2*	Attestation Report of Deloitte & Touche on Assessment of Compliance with Servicing Criteria for Washington Mutual Bank.
34.3*	Attestation Report of Deloitte & Touche on Assessment of Compliance with Servicing Criteria for Washington Mutual Mortgage Securities Corp.
34.4*	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company.
34.5*	Attestation Report of PriceWaterhouseCoopers on Assessment of Compliance with Servicing Criteria for American Security Insurance Company and Standard Guaranty Insurance Company.
34.6****	Restated Attestation Report of PriceWaterhouseCoopers on Assessment of Compliance with Servicing Criteria for American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc.
35.1*	Servicer Compliance Statement of Washington Mutual Bank.
35.2*	Servicer Compliance Statement of Washington Mutual Mortgage Securities Corp.

 _________________________________

*	Previously Filed
**	Exhibit 31.2 replaces previously filed Exhibit No. 31
***	Exhibits 33.6 and 33.7 replace previously filed Exhibit No. 33.5
****	Exhibit 34.6 replaces previously filed Exhibit 34.5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date: May 9, 2008

LONG BEACH SECURITIES CORP.

By: /s/ Doug Potolsky
Name: Doug Potolsky
Title: Senior Vice President and Senior Officer in Charge of Securitization of the Depositor

EXHIBIT INDEX

Exhibit No.	Exhibit Description

4.1*	Mortgage Loan Purchase Agreement (incorporated herein by reference from Exhibit 4.1 to the Form 8-K filed by the issuing entity on February 6, 2006).
4.2*	Swap Agreement (incorporated herein by reference from Exhibit 4.2 to the Form 8-K filed by the issuing entity on February 6, 2006).
4.3*	Cap Agreement (incorporated herein by reference from Exhibit 4.3 to the Form 8-K filed by the issuing entity on February 6, 2006).
4.4*	PMI Mortgage Insurance Policy (incorporated herein by reference from Exhibit 4.4 to the Form 8-K filed by the issuing entity on February 6, 2006).
4.5*	MGIC Mortgage Insurance Policy (incorporated herein by reference from Exhibit 4.5 to the Form 8-K filed by the issuing entity on February 6, 2006).
4.6*	Pooling and Servicing Agreement (incorporated herein by reference from Exhibit 4.6 to the Form 8-K filed by the issuing entity on February 14, 2006).
4.7*	Subservicing Agreement (incorporated herein by reference from Exhibit 4.7 to the Form 8-K filed under File No. 333-109318-14 on February 14, 2006).
4.8*	Administrative Agent Agreement (incorporated herein by reference from Exhibit 4.8 to the Form 8-K filed by under File No. 333-109318-14 on February 14, 2006).
31*	Certification of Douglas A. Potolsky pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Restated Certification of Douglas A. Potolsky pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1*	Report on Assessment of Compliance with Servicing Criteria for Long Beach Securities Corp.
33.2*	Report on Assessment of Compliance with Servicing Criteria for Washington Mutual Bank.
33.3*	Report on Assessment of Compliance with Servicing Criteria for Washington Mutual Mortgage Securities Corp.
33.4*	Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company.
33.5*	Report on Assessment of Compliance with Servicing Criteria for American Security Insurance Company and Standard Guaranty Insurance Company.
33.6***	Restated Report on Assessment of Compliance with Servicing Criteria for American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc.
33.7***	Letter dated January 30, 2008 regarding Restated Assessment for the Reporting Period of January 1, 2006 through December 31, 2006 for American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc.
34.1*	Attestation Report of Deloitte & Touche on Assessment of Compliance with Servicing Criteria for Long Beach Securities Corp.
34.2*	Attestation Report of Deloitte & Touche on Assessment of Compliance with Servicing Criteria for Washington Mutual Bank.
34.3*	Attestation Report of Deloitte & Touche on Assessment of Compliance with Servicing Criteria for Washington Mutual Mortgage Securities Corp.
34.4*	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company.
34.5*	Attestation Report of PriceWaterhouseCoopers on Assessment of Compliance with Servicing Criteria for American Security Insurance Company and Standard Guaranty Insurance Company.
34.6****	Restated Attestation Report of PriceWaterhouseCoopers on Assessment of Compliance with Servicing Criteria for American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc.
35.1*	Servicer Compliance Statement of Washington Mutual Bank.
35.2*	Servicer Compliance Statement of Washington Mutual Mortgage Securities Corp.

 _________________________________

*	Previously Filed
**	Exhibit 31.2 replaces previously filed Exhibit No. 31
***	Exhibits 33.6 and 33.7 replace previously filed Exhibit No. 33.5
****	Exhibit 34.6 replaces previously filed Exhibit 34.5